Form 10-K
period 2020-12-31
UBS Commercial Mortgage Trust 2019-C17
filed 2021-03-12
CIK 1785812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Rialto Real Estate Fund III – Debt, LP

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Phoenix Industrial Portfolio II Mortgage Loan, the 600 & 620 National Avenue Mortgage Loan, the Global Data Center Mortgage Loan, The Chantilly Office Portfolio Mortgage Loan, the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Blackmore Marketplace Mortgage Loan, the Ambler Yards Mortgage Loan and the Courtyard by Marriott Secaucus Mortgage Loan, which constituted approximately 5.0%, 4.8%, 3.1%, 3.0%, 1.9%, 1.7%, 1.6%, 1.6% and 1.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Phoenix Industrial Portfolio II Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 600 & 620 National Avenue Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Global Data Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to The Chantilly Office Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (f) with respect to the Gatlin Retail Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (g) with respect to the Blackmore Marketplace Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (h) with respect to the Ambler Yards Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (i) with respect to the Courtyard by Marriott Secaucus Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Phoenix Industrial Portfolio II Mortgage Loan, the 600 & 620 National Avenue Mortgage Loan, the Global Data Center Mortgage Loan, The Chantilly Office Portfolio Mortgage Loan, the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Blackmore Marketplace Mortgage Loan, the Ambler Yards Mortgage Loan and the Courtyard by Marriott Secaucus Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association  is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Grand Canal Shoppes Mortgage Loan, the 10000 Santa Monica Boulevard Mortgage Loan, the Maui Portfolio Mortgage Loan, the Landing at Fancher Creek Mortgage Loan and the Meidinger Tower Mortgage Loan.  As a result, Wells Fargo Bank, National Association  is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association  in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the Grand Canal Shoppes Mortgage Loan, which constituted approximately 6.2% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Grand Canal Shoppes Mortgage Loan from January 1, 2020 to June 14, 2020. As a result, LNR Partners, LLC falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Situs Holdings, LLC is the special servicer of the Grand Canal Shoppes Mortgage Loan, which constituted approximately 6.2% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Grand Canal Shoppes Mortgage Loan from June 15, 2020 to December 31, 2020. Situs Holdings, LLC is an affiliate of Rialto Real Estate Fund III – Debt, LP, one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Situs Holdings, LLC pursuant to Item 1123.  Because Situs Holdings, LLC is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Situs Holdings, LLC under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 10000 Santa Monica Boulevard Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the Maui Portfolio Mortgage Loan, the Meidinger Tower Mortgage Loan, the Landing at Fancher Creek Mortgage Loan and the CIRE Equity Retail & Industrial Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Grand Canal Shoppes Mortgage Loan, CIRE Equity Retail & Industrial Portfolio Mortgage Loan, the 10000 Santa Monica Boulevard Mortgage Loan, the Maui Portfolio Mortgage Loan, the Meidinger Tower Mortgage Loan and the Landing at Fancher Creek Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Citibank, N.A. as custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan, KeyBank National Association as primary servicer and special servicer of the 10000 Santa Monica Boulevard Mortgage Loan, LNR Partners, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 and Park Bridge Lender Services LLC as operating advisor of the Maui Portfolio Mortgage Loan, the Meidinger Tower Mortgage Loan and the Landing at Fancher Creek Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 and KeyBank National Association as primary servicer and special servicer of the 10000 Santa Monica Boulevard Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

4.22        Primary Servicing Agreement, dated as of August 1, 2019, by and between Wells Fargo Bank, National Association, as Master Servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on February 21, 2020 under Commission File No. 333-227784-04 and incorporated by reference herein).

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

33.75      LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (Omitted. See Explanatory Notes.)

33.76      Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020

33.77      Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.78      Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.5)

33.79      Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.6)

33.80      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 33.51)

33.81      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 33.51)

33.82      Wilmington Trust, National Association, as Trustee of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.83      Citibank, N.A., as Custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.84      Pentalpha Surveillance LLC, as Operating Advisor of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.85      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 33.51)

33.86      Rialto Capital Advisors, LLC, as Special Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 33.2)

33.87      Wilmington Trust, National Association, as Trustee of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.88      Wells Fargo Bank, National Association, as Custodian of the Maui Portfolio Mortgage Loan (see Exhibit 33.5)

33.89      Park Bridge Lender Services LLC, as Operating Advisor of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.90      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 33.51)

33.91      Rialto Capital Advisors, LLC, as Special Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 33.2)

33.92      Wilmington Trust, National Association, as Trustee of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.93      Wells Fargo Bank, National Association, as Custodian of the Meidinger Tower Mortgage Loan (see Exhibit 33.5)

33.94      Park Bridge Lender Services LLC, as Operating Advisor of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.95      Wells Fargo Bank, National Association, as Primary Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.1)

33.96      Rialto Capital Advisors, LLC, as Special Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.2)

33.97      Wilmington Trust, National Association, as Trustee of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

33.98      Wells Fargo Bank, National Association, as Custodian of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.5)

33.99      Park Bridge Lender Services LLC, as Operating Advisor of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

33.100    CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.7)

33.101    National Tax Search, LLC, as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.8)

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

34.75      LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (Omitted. See Explanatory Notes.)

34.76      Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020

34.77      Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.78      Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.5)

34.79      Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.6)

34.80      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 34.51)

34.81      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 34.51)

34.82      Wilmington Trust, National Association, as Trustee of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.83      Citibank, N.A., as Custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.84      Pentalpha Surveillance LLC, as Operating Advisor of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.85      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 34.51)

34.86      Rialto Capital Advisors, LLC, as Special Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 34.2)

34.87      Wilmington Trust, National Association, as Trustee of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.88      Wells Fargo Bank, National Association, as Custodian of the Maui Portfolio Mortgage Loan (see Exhibit 34.5)

34.89      Park Bridge Lender Services LLC, as Operating Advisor of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.90      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 34.51)

34.91      Rialto Capital Advisors, LLC, as Special Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 34.2)

34.92      Wilmington Trust, National Association, as Trustee of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.93      Wells Fargo Bank, National Association, as Custodian of the Meidinger Tower Mortgage Loan (see Exhibit 34.5)

34.94      Park Bridge Lender Services LLC, as Operating Advisor of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.95      Wells Fargo Bank, National Association, as Primary Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.1)

34.96      Rialto Capital Advisors, LLC, as Special Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.2)

34.97      Wilmington Trust, National Association, as Trustee of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

34.98      Wells Fargo Bank, National Association, as Custodian of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.5)

34.99      Park Bridge Lender Services LLC, as Operating Advisor of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

34.100    CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.7)

34.101    National Tax Search, LLC, as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.8)

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

35.25      LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (Omitted. See Explanatory Notes.)

35.26      Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020

35.27      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 35.16)

35.28      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 35.16)

35.29      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 35.16)

35.30      Rialto Capital Advisors, LLC, as Special Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 35.2)

35.31      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 35.16)

35.32      Rialto Capital Advisors, LLC, as Special Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 35.2)

35.33      Wells Fargo Bank, National Association, as Primary Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 35.1)

35.34      Rialto Capital Advisors, LLC, as Special Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 35.2)

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

Date: March 12, 2021

/s/ David Schell

David Schell, Managing Director

Date: March 12, 2021