Form 10-K
period 2021-12-31
UBS Commercial Mortgage Trust 2019-C17
filed 2022-03-15
CIK 1785812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 10000 Santa Monica Boulevard Mortgage Loan, which constituted approximately 3.1% of the asset pool of the issuing entity as of its cut-off date.  The 10000 Santa Monica Boulevard Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 10000 Santa Monica Boulevard Mortgage Loan, six other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Natixis Commercial Mortgage Securities Trust 2019-10K transaction (the “NCMS 2019-10K Transaction”). This loan combination, including the 10000 Santa Monica Boulevard Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the NCMS 2019-10K Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Grand Canal Shoppes Mortgage Loan, which constituted approximately 6.2% of the asset pool of the issuing entity as of its cut-off date.  The Grand Canal Shoppes Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Grand Canal Shoppes Mortgage Loan, twenty-two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2019-H7 transaction, Commission File Number 333-227446-05 (the “MSC 2019-H7 Transaction”). This loan combination, including the Grand Canal Shoppes Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-H7 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Maui Portfolio Mortgage Loan and the Meidinger Tower Mortgage Loan, which constituted approximately 1.5% and 1.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Maui Portfolio Mortgage Loan and the Meidinger Tower Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Maui Portfolio Mortgage Loan or the Meidinger Tower Mortgage Loan and one other pari passu loan, each of which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the BBCMS Mortgage Trust 2019-C4 transaction, Commission File Number 333-226850-03 (the “BBCMS 2019-C4 Transaction”). These loan combinations, including the Maui Portfolio Mortgage Loan and the Meidinger Tower Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2019-C4 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer of the Pooling and Servicing Agreement (except with respect to the mortgage loans for which Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer) and the primary servicer of the Landing at Fancher Creek Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Grand Canal Shoppes Mortgage Loan, CIRE Equity Retail & Industrial Portfolio Mortgage Loan, the 10000 Santa Monica Boulevard Mortgage Loan, the Maui Portfolio Mortgage Loan, the Meidinger Tower Mortgage Loan and the Landing at Fancher Creek Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Citibank, N.A. as custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan, KeyBank National Association as primary servicer and special servicer of the 10000 Santa Monica Boulevard Mortgage Loan and Park Bridge Lender Services LLC as operating advisor of the Maui Portfolio Mortgage Loan, the Meidinger Tower Mortgage Loan and the Landing at Fancher Creek Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of KeyBank National Association as primary servicer and special servicer of the 10000 Santa Monica Boulevard Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.1)

33.11       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the Phoenix Industrial Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.5)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.7)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 33.1)

33.18       Rialto Capital Advisors, LLC, as Special Servicer of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the 600 & 620 National Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 33.5)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 33.7)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the Global Data Center Mortgage Loan (see Exhibit 33.1)

33.25       Rialto Capital Advisors, LLC, as Special Servicer of the Global Data Center Mortgage Loan (see Exhibit 33.2)

33.26       Wilmington Trust, National Association, as Trustee of the Global Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the Global Data Center Mortgage Loan (see Exhibit 33.5)

33.28       Pentalpha Surveillance LLC, as Operating Advisor of the Global Data Center Mortgage Loan (see Exhibit 33.6)

33.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Global Data Center Mortgage Loan (see Exhibit 33.7)

33.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.31       Wells Fargo Bank, National Association, as Primary Servicer of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.32       Rialto Capital Advisors, LLC, as Special Servicer of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.33       Wilmington Trust, National Association, as Trustee of The Chantilly Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.35       Pentalpha Surveillance LLC, as Operating Advisor of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.36       CoreLogic Solutions, LLC, as Servicing Function Participant of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.1)

33.39       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.2)

33.40       Wilmington Trust, National Association, as Trustee of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.5)

33.42       Pentalpha Surveillance LLC, as Operating Advisor of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.6)

33.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.7)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.1)

33.46       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.47       Wilmington Trust, National Association, as Trustee of the Gatlin Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.6)

33.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.7)

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Ambler Yards Mortgage Loan

33.53       Rialto Capital Advisors, LLC, as Special Servicer of the Ambler Yards Mortgage Loan (see Exhibit 33.2)

33.54       Wilmington Trust, National Association, as Trustee of the Ambler Yards Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the Ambler Yards Mortgage Loan (see Exhibit 33.5)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the Ambler Yards Mortgage Loan (see Exhibit 33.6)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.1)

33.59       Rialto Capital Advisors, LLC, as Special Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.2)

33.60       Wilmington Trust, National Association, as Trustee of the Blackmore Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.5)

33.62       Pentalpha Surveillance LLC, as Operating Advisor of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.6)

33.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.7)

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.1)

33.66       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.2)

33.67       Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Secaucus Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.5)

33.69       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.6)

33.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.7)

33.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.72       KeyBank National Association, as Primary Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       KeyBank National Association, as Special Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Trustee of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Wells Fargo Bank, National Association, as Custodian of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 33.5)

33.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.77       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.52)

33.78       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan

33.79       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.5)

33.81       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.6)

33.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.83       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 33.52)

33.84       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 33.52)

33.85       Wilmington Trust, National Association, as Trustee of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Citibank, N.A., as Custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.87       Pentalpha Surveillance LLC, as Operating Advisor of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.88       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 33.52)

33.89       Rialto Capital Advisors, LLC, as Special Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 33.2)

33.90       Wilmington Trust, National Association, as Trustee of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.91       Wells Fargo Bank, National Association, as Custodian of the Maui Portfolio Mortgage Loan (see Exhibit 33.5)

33.92       Park Bridge Lender Services LLC, as Operating Advisor of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.93       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.94       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 33.52)

33.95       Rialto Capital Advisors, LLC, as Special Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 33.2)

33.96       Wilmington Trust, National Association, as Trustee of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.97       Wells Fargo Bank, National Association, as Custodian of the Meidinger Tower Mortgage Loan (see Exhibit 33.5)

33.98       Park Bridge Lender Services LLC, as Operating Advisor of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.99       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.100     Wells Fargo Bank, National Association, as Primary Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.1)

33.101     Rialto Capital Advisors, LLC, as Special Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.2)

33.102     Wilmington Trust, National Association, as Trustee of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

33.103     Wells Fargo Bank, National Association, as Custodian of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.5)

33.104     Park Bridge Lender Services LLC, as Operating Advisor of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

33.105     CoreLogic Solutions, LLC, as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.7)

33.106     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.1)

34.11       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the Phoenix Industrial Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.5)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.7)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 34.1)

34.18       Rialto Capital Advisors, LLC, as Special Servicer of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the 600 & 620 National Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 34.5)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Solutions, LLC, as Servicing Function Participant of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 34.7)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the Global Data Center Mortgage Loan (see Exhibit 34.1)

34.25       Rialto Capital Advisors, LLC, as Special Servicer of the Global Data Center Mortgage Loan (see Exhibit 34.2)

34.26       Wilmington Trust, National Association, as Trustee of the Global Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the Global Data Center Mortgage Loan (see Exhibit 34.5)

34.28       Pentalpha Surveillance LLC, as Operating Advisor of the Global Data Center Mortgage Loan (see Exhibit 34.6)

34.29       CoreLogic Solutions, LLC, as Servicing Function Participant of the Global Data Center Mortgage Loan (see Exhibit 34.7)

34.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.31       Wells Fargo Bank, National Association, as Primary Servicer of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.32       Rialto Capital Advisors, LLC, as Special Servicer of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.33       Wilmington Trust, National Association, as Trustee of The Chantilly Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.35       Pentalpha Surveillance LLC, as Operating Advisor of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.36       CoreLogic Solutions, LLC, as Servicing Function Participant of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.1)

34.39       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.2)

34.40       Wilmington Trust, National Association, as Trustee of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.5)

34.42       Pentalpha Surveillance LLC, as Operating Advisor of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.6)

34.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.7)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.1)

34.46       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.47       Wilmington Trust, National Association, as Trustee of the Gatlin Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.6)

34.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.7)

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Ambler Yards Mortgage Loan

34.53       Rialto Capital Advisors, LLC, as Special Servicer of the Ambler Yards Mortgage Loan (see Exhibit 34.2)

34.54       Wilmington Trust, National Association, as Trustee of the Ambler Yards Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the Ambler Yards Mortgage Loan (see Exhibit 34.5)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the Ambler Yards Mortgage Loan (see Exhibit 34.6)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.1)

34.59       Rialto Capital Advisors, LLC, as Special Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.2)

34.60       Wilmington Trust, National Association, as Trustee of the Blackmore Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.5)

34.62       Pentalpha Surveillance LLC, as Operating Advisor of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.6)

34.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.7)

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.1)

34.66       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.2)

34.67       Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Secaucus Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.5)

34.69       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.6)

34.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.7)

34.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.72       KeyBank National Association, as Primary Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       KeyBank National Association, as Special Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Trustee of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Wells Fargo Bank, National Association, as Custodian of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 34.5)

34.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.77       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.52)

34.78       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan

34.79       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.5)

34.81       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.6)

34.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.83       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 34.52)

34.84       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 34.52)

34.85       Wilmington Trust, National Association, as Trustee of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Citibank, N.A., as Custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.87       Pentalpha Surveillance LLC, as Operating Advisor of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.88       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 34.52)

34.89       Rialto Capital Advisors, LLC, as Special Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 34.2)

34.90       Wilmington Trust, National Association, as Trustee of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.91       Wells Fargo Bank, National Association, as Custodian of the Maui Portfolio Mortgage Loan (see Exhibit 34.5)

34.92       Park Bridge Lender Services LLC, as Operating Advisor of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.93       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.94       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 34.52)

34.95       Rialto Capital Advisors, LLC, as Special Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 34.2)

34.96       Wilmington Trust, National Association, as Trustee of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.97       Wells Fargo Bank, National Association, as Custodian of the Meidinger Tower Mortgage Loan (see Exhibit 34.5)

34.98       Park Bridge Lender Services LLC, as Operating Advisor of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.99       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.100     Wells Fargo Bank, National Association, as Primary Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.1)

34.101     Rialto Capital Advisors, LLC, as Special Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.2)

34.102     Wilmington Trust, National Association, as Trustee of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

34.103     Wells Fargo Bank, National Association, as Custodian of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.5)

34.104     Park Bridge Lender Services LLC, as Operating Advisor of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

34.105     CoreLogic Solutions, LLC, as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.7)

34.106     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Global Data Center Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the Global Data Center Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 35.1)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Ambler Yards Mortgage Loan

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Ambler Yards Mortgage Loan (see Exhibit 35.2)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 35.1)

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 35.2)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 35.1)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 35.2)

35.23       KeyBank National Association, as Primary Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       KeyBank National Association, as Special Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.17)

35.26       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 35.17)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 35.17)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 35.17)

35.30       Rialto Capital Advisors, LLC, as Special Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 35.2)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 35.17)

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

Date: March 14, 2022

/s/ Andrew Lisa

Andrew Lisa, Associate Director

Date: March 14, 2022