Form 10-K
period 2023-12-31
UBS Commercial Mortgage Trust 2019-C17
filed 2024-03-14
CIK 1785812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Not applicable.

EXPLANATORY NOTES

The Phoenix Industrial Portfolio II Mortgage Loan, the 600 & 620 National Avenue Mortgage Loan, the Global Data Center Mortgage Loan, The Chantilly Office Portfolio Mortgage Loan, the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Blackmore Marketplace Mortgage Loan and the Ambler Yards Mortgage Loan, which constituted approximately 5.0%, 4.8%, 3.1%, 3.0%, 1.9%, 1.7%, 1.6% and 1.6%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Phoenix Industrial Portfolio II Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 600 & 620 National Avenue Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Global Data Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to The Chantilly Office Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (f) with respect to the Gatlin Retail Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (g) with respect to the Blackmore Marketplace Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (h) with respect to the Ambler Yards Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Phoenix Industrial Portfolio II Mortgage Loan, the 600 & 620 National Avenue Mortgage Loan, the Global Data Center Mortgage Loan, The Chantilly Office Portfolio Mortgage Loan, the Smoke Tree Village and Smoke Tree Commons Mortgage Loan, the Gatlin Retail Portfolio Mortgage Loan, the Blackmore Marketplace Mortgage Loan and the Ambler Yards Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. The Courtyard by Marriott Secaucus Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Ambler Yards Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the CIRE Equity Retail & Industrial Portfolio Mortgage Loan, the Maui Portfolio Mortgage Loan and the Meidinger Tower Mortgage Loan and the special servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan prior to May 10, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the 10000 Santa Monica Boulevard Mortgage Loan, the CIRE Equity Retail & Industrial Portfolio Mortgage Loan, the Maui Portfolio Mortgage Loan, the Meidinger Tower Mortgage Loan and the Landing at Fancher Creek Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association as primary servicer and special servicer of the 10000 Santa Monica Boulevard Mortgage Loan, K-Star Asset Management LLC as special servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan on and after May 10, 2023, Citibank, N.A. as custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan and Park Bridge Lender Services LLC as operating advisor of the Maui Portfolio Mortgage Loan, the Meidinger Tower Mortgage Loan and the Landing at Fancher Creek Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer and special servicer of the 10000 Santa Monica Boulevard Mortgage Loan and K-Star Asset Management LLC as special servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan on and after May 10, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.4           Pooling and Servicing Agreement, dated as of August 1, 2019, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pacific Life Insurance Company, solely with respect to the Woodlands Mall Loan Combination, as a Special Servicer, Trimont Real Estate Advisors, LLC, solely with respect to The Centre Loan Combination, as a Special Servicer, Citibank, N.A., as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on October 15, 2019 under Commission File No. 333-227784-04 and incorporated by reference herein).

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

4.7           Agreement Between Noteholders, dated as of July 3, 2019, between Morgan Stanley Bank, N.A., as Note A-1 Holder, Wells Fargo Bank, National Association, as Note A-2 Holder, JPMorgan Chase Bank, National Association, as Note A-3 Holder, Goldman Sachs Bank USA, as Note A-4 Holder, and CPPIB Credit Investments II Inc., as Note B Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on October 15, 2019 under Commission File No. 333-227784-04 and incorporated by reference herein).

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

4.13         Amended and Restated Co-Lender Agreement, dated as of September 6, 2019, between Rialto Mortgage Finance, LLC, as Note A-1-1 Holder, Rialto Mortgage Finance, LLC, as Note A-1-2 Holder, and Wilmington Trust, National Association, as Trustee for the benefit of the Registered Holders of Wells Fargo Commercial Mortgage Trust 2019-C52, Commercial Mortgage Pass Through Certificates, Series 2019-C52, as Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on October 15, 2019 under Commission File No. 333-227784-04 and incorporated by reference herein).

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

33.48       Wells Fargo Bank, National Association, as Custodian of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.6)

33.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.7)

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.52       Wells Fargo Bank, National Association, as Primary Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.1)

33.53       Rialto Capital Advisors, LLC, as Special Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.2)

33.54       Wilmington Trust, National Association, as Trustee of the Blackmore Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.5)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.6)

33.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.7)

33.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.59       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Ambler Yards Mortgage Loan

33.60       Rialto Capital Advisors, LLC, as Special Servicer of the Ambler Yards Mortgage Loan (see Exhibit 33.2)

33.61       Wilmington Trust, National Association, as Trustee of the Ambler Yards Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of the Ambler Yards Mortgage Loan (see Exhibit 33.5)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of the Ambler Yards Mortgage Loan (see Exhibit 33.6)

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.65       KeyBank National Association, as Primary Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       KeyBank National Association, as Special Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Wells Fargo Bank, National Association, as Trustee of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Custodian of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 33.5)

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.59)

33.71       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan

33.72       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.5)

33.74       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.6)

33.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 33.59)

33.77       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 33.59)

33.78       K-Star Asset Management LLC, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.79       Wilmington Trust, National Association, as Trustee of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Citibank, N.A., as Custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Pentalpha Surveillance LLC, as Operating Advisor of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.82       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 33.59)

33.83       Rialto Capital Advisors, LLC, as Special Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 33.2)

33.84       Wilmington Trust, National Association, as Trustee of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Wells Fargo Bank, National Association, as Custodian of the Maui Portfolio Mortgage Loan (see Exhibit 33.5)

33.86       Park Bridge Lender Services LLC, as Operating Advisor of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.87       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.88       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 33.59)

33.89       Rialto Capital Advisors, LLC, as Special Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 33.2)

33.90       Wilmington Trust, National Association, as Trustee of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.91       Wells Fargo Bank, National Association, as Custodian of the Meidinger Tower Mortgage Loan (see Exhibit 33.5)

33.92       Park Bridge Lender Services LLC, as Operating Advisor of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.95       Rialto Capital Advisors, LLC, as Special Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.2)

33.96       Wilmington Trust, National Association, as Trustee of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

33.97       Wells Fargo Bank, National Association, as Custodian of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.5)

33.98       Park Bridge Lender Services LLC, as Operating Advisor of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

33.99       CoreLogic Solutions, LLC, as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.7)

33.100     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

34.48       Wells Fargo Bank, National Association, as Custodian of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.6)

34.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.7)

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.52       Wells Fargo Bank, National Association, as Primary Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.1)

34.53       Rialto Capital Advisors, LLC, as Special Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.2)

34.54       Wilmington Trust, National Association, as Trustee of the Blackmore Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.5)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.6)

34.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.7)

34.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.59       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Ambler Yards Mortgage Loan

34.60       Rialto Capital Advisors, LLC, as Special Servicer of the Ambler Yards Mortgage Loan (see Exhibit 34.2)

34.61       Wilmington Trust, National Association, as Trustee of the Ambler Yards Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of the Ambler Yards Mortgage Loan (see Exhibit 34.5)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of the Ambler Yards Mortgage Loan (see Exhibit 34.6)

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.65       KeyBank National Association, as Primary Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       KeyBank National Association, as Special Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Wells Fargo Bank, National Association, as Trustee of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Custodian of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 34.5)

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.59)

34.71       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan

34.72       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.5)

34.74       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.6)

34.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 34.59)

34.77       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 34.59)

34.78       K-Star Asset Management LLC, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.79       Wilmington Trust, National Association, as Trustee of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Citibank, N.A., as Custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Pentalpha Surveillance LLC, as Operating Advisor of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.82       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 34.59)

34.83       Rialto Capital Advisors, LLC, as Special Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 34.2)

34.84       Wilmington Trust, National Association, as Trustee of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Wells Fargo Bank, National Association, as Custodian of the Maui Portfolio Mortgage Loan (see Exhibit 34.5)

34.86       Park Bridge Lender Services LLC, as Operating Advisor of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.87       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.88       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 34.59)

34.89       Rialto Capital Advisors, LLC, as Special Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 34.2)

34.90       Wilmington Trust, National Association, as Trustee of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.91       Wells Fargo Bank, National Association, as Custodian of the Meidinger Tower Mortgage Loan (see Exhibit 34.5)

34.92       Park Bridge Lender Services LLC, as Operating Advisor of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.95       Rialto Capital Advisors, LLC, as Special Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.2)

34.96       Wilmington Trust, National Association, as Trustee of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

34.97       Wells Fargo Bank, National Association, as Custodian of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.5)

34.98       Park Bridge Lender Services LLC, as Operating Advisor of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

34.99       CoreLogic Solutions, LLC, as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.7)

34.100     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 35.1)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 35.1)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 35.2)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Ambler Yards Mortgage Loan

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the Ambler Yards Mortgage Loan (see Exhibit 35.2)

35.21       KeyBank National Association, as Primary Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       KeyBank National Association, as Special Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.19)

35.24       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 35.19)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 35.19)

35.27       K-Star Asset Management LLC, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 35.19)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 35.2)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 35.19)

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

Date: March 14, 2024

/s/ Andrew Lisa

Andrew Lisa, Director

Date: March 14, 2024