Form 10-K
period 2025-12-31
UBS Commercial Mortgage Trust 2019-C17
filed 2026-03-18
CIK 1785812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association  is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the Landing at Fancher Creek Mortgage Loan, the Maui Portfolio Mortgage Loan and the Meidinger Tower Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association  is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association  in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the Landing at Fancher Creek Mortgage Loan, the Maui Portfolio Mortgage Loan and the Meidinger Tower Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

Situs Holdings, LLC is the special servicer of the Grand Canal Shoppes Mortgage Loan, which constituted approximately 6.2% of the asset pool of the issuing entity as of its cut-off date, and an affiliate of Rialto Real Estate Fund III – Debt, LP, one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Situs Holdings, LLC pursuant to Item 1123.  Because Situs Holdings, LLC is servicing less than 5% of the pool assets once the percentage related to the Grand Canal Shoppes Mortgage Loan is reduced pro rata in accordance with accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance) because Situs Holdings, LLC is only acting as special servicer prior to February 20, 2025, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Situs Holdings, LLC under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer of the Pooling and Servicing Agreement and each primary servicer of the Landing at Fancher Creek Mortgage Loan, the Maui Portfolio Mortgage Loan and the Meidinger Tower Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Grand Canal Shoppes Mortgage Loan, the 10000 Santa Monica Boulevard Mortgage Loan, the CIRE Equity Retail & Industrial Portfolio Mortgage Loan, the Maui Portfolio Mortgage Loan, the Meidinger Tower Mortgage Loan and the Landing at Fancher Creek Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association as primary servicer and special servicer of the 10000 Santa Monica Boulevard Mortgage Loan, K-Star Asset Management LLC as special servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan, Citibank, N.A. as custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan and Park Bridge Lender Services LLC as operating advisor of the Maui Portfolio Mortgage Loan, the Meidinger Tower Mortgage Loan and the Landing at Fancher Creek Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Green Loan Services LLC as special servicer of the Grand Canal Shoppes Mortgage Loan, KeyBank National Association as primary servicer and special servicer of the 10000 Santa Monica Boulevard Mortgage Loan and K-Star Asset Management LLC as special servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         Rialto Capital Advisors, LLC, as Special Servicer

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Pentalpha Surveillance LLC, as Operating Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.12       Trimont LLC, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.13       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.3)

33.14       Wilmington Trust, National Association, as Trustee of the Phoenix Industrial Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.6)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.7)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 33.8)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the 600 & 620 National Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.20       Trimont LLC, as Primary Servicer of the 600 & 620 National Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.21       Rialto Capital Advisors, LLC, as Special Servicer of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 33.3)

33.22       Wilmington Trust, National Association, as Trustee of the 600 & 620 National Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Custodian of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 33.6)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 33.7)

33.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 33.8)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Global Data Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.28       Trimont LLC, as Primary Servicer of the Global Data Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.29       Rialto Capital Advisors, LLC, as Special Servicer of the Global Data Center Mortgage Loan (see Exhibit 33.3)

33.30       Wilmington Trust, National Association, as Trustee of the Global Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the Global Data Center Mortgage Loan (see Exhibit 33.6)

33.32       Pentalpha Surveillance LLC, as Operating Advisor of the Global Data Center Mortgage Loan (see Exhibit 33.7)

33.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Global Data Center Mortgage Loan (see Exhibit 33.8)

33.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of The Chantilly Office Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.36       Trimont LLC, as Primary Servicer of The Chantilly Office Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.37       Rialto Capital Advisors, LLC, as Special Servicer of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 33.3)

33.38       Wilmington Trust, National Association, as Trustee of The Chantilly Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.41       CoreLogic Solutions, LLC, as Servicing Function Participant of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 33.8)

33.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.44       Trimont LLC, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.45       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.3)

33.46       Wilmington Trust, National Association, as Trustee of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.6)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.7)

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 33.8)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.52       Trimont LLC, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.53       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.3)

33.54       Wilmington Trust, National Association, as Trustee of the Gatlin Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.6)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.7)

33.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 33.8)

33.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.59       Wells Fargo Bank, National Association, as Primary Servicer of the Blackmore Marketplace Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.60       Trimont LLC, as Primary Servicer of the Blackmore Marketplace Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.61       Rialto Capital Advisors, LLC, as Special Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.3)

33.62       Wilmington Trust, National Association, as Trustee of the Blackmore Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Custodian of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.6)

33.64       Pentalpha Surveillance LLC, as Operating Advisor of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.7)

33.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Blackmore Marketplace Mortgage Loan (see Exhibit 33.8)

33.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Ambler Yards Mortgage Loan

33.68       Rialto Capital Advisors, LLC, as Special Servicer of the Ambler Yards Mortgage Loan (see Exhibit 33.3)

33.69       Wilmington Trust, National Association, as Trustee of the Ambler Yards Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Custodian of the Ambler Yards Mortgage Loan (see Exhibit 33.6)

33.71       Pentalpha Surveillance LLC, as Operating Advisor of the Ambler Yards Mortgage Loan (see Exhibit 33.7)

33.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.73       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.74       Trimont LLC, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.75       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.3)

33.76       Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Secaucus Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.6)

33.78       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.7)

33.79       CoreLogic Solutions, LLC, as Servicing Function Participant of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 33.8)

33.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.81       KeyBank National Association, as Primary Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       KeyBank National Association, as Special Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.83       Wells Fargo Bank, National Association, as Trustee of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Wells Fargo Bank, National Association, as Custodian of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 33.6)

33.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.86       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.67)

33.87       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to February 20, 2025

33.88       Green Loan Services LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after February 20, 2025

33.89       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.90       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.6)

33.91       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.7)

33.92       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.93       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 33.67)

33.94       K-Star Asset Management LLC, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.95       Wilmington Trust, National Association, as Trustee of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.96       Citibank, N.A., as Custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.97       Pentalpha Surveillance LLC, as Operating Advisor of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.98       Wells Fargo Bank, National Association, as Primary Servicer of the Maui Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.99       Trimont LLC, as Primary Servicer of the Maui Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.100       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 33.67)

33.101      Rialto Capital Advisors, LLC, as Special Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 33.3)

33.102      Wilmington Trust, National Association, as Trustee of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.103      Wells Fargo Bank, National Association, as Custodian of the Maui Portfolio Mortgage Loan (see Exhibit 33.6)

33.104      Park Bridge Lender Services LLC, as Operating Advisor of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.105      CoreLogic Solutions, LLC, as Servicing Function Participant of the Maui Portfolio Mortgage Loan (see Exhibit 33.8)

33.106      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.107      Wells Fargo Bank, National Association, as Primary Servicer of the Meidinger Tower Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.108      Trimont LLC, as Primary Servicer of the Meidinger Tower Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.109      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 33.67)

33.110      Rialto Capital Advisors, LLC, as Special Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 33.3)

33.111      Wilmington Trust, National Association, as Trustee of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.112       Wells Fargo Bank, National Association, as Custodian of the Meidinger Tower Mortgage Loan (see Exhibit 33.6)

33.113       Park Bridge Lender Services LLC, as Operating Advisor of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.114     CoreLogic Solutions, LLC, as Servicing Function Participant of the Meidinger Tower Mortgage Loan (see Exhibit 33.8)

33.115       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.116       Wells Fargo Bank, National Association, as Primary Servicer of the Landing at Fancher Creek Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.117       Trimont LLC, as Primary Servicer of the Landing at Fancher Creek Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.118       Rialto Capital Advisors, LLC, as Special Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.3)

33.119      Wilmington Trust, National Association, as Trustee of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

33.120     Wells Fargo Bank, National Association, as Custodian of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.6)

33.121     Park Bridge Lender Services LLC, as Operating Advisor of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

33.122     CoreLogic Solutions, LLC, as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 33.8)

33.123     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         Rialto Capital Advisors, LLC, as Special Servicer

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Pentalpha Surveillance LLC, as Operating Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.12       Trimont LLC, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.13       Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.3)

34.14       Wilmington Trust, National Association, as Trustee of the Phoenix Industrial Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.6)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.7)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 34.8)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the 600 & 620 National Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.20       Trimont LLC, as Primary Servicer of the 600 & 620 National Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.21       Rialto Capital Advisors, LLC, as Special Servicer of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 34.3)

34.22       Wilmington Trust, National Association, as Trustee of the 600 & 620 National Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Custodian of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 34.6)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 34.7)

34.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 34.8)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Global Data Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.28       Trimont LLC, as Primary Servicer of the Global Data Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.29       Rialto Capital Advisors, LLC, as Special Servicer of the Global Data Center Mortgage Loan (see Exhibit 34.3)

34.30       Wilmington Trust, National Association, as Trustee of the Global Data Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the Global Data Center Mortgage Loan (see Exhibit 34.6)

34.32       Pentalpha Surveillance LLC, as Operating Advisor of the Global Data Center Mortgage Loan (see Exhibit 34.7)

34.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Global Data Center Mortgage Loan (see Exhibit 34.8)

34.34       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of The Chantilly Office Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.36       Trimont LLC, as Primary Servicer of The Chantilly Office Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.37       Rialto Capital Advisors, LLC, as Special Servicer of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 34.3)

34.38       Wilmington Trust, National Association, as Trustee of The Chantilly Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.41       CoreLogic Solutions, LLC, as Servicing Function Participant of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 34.8)

34.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.44       Trimont LLC, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.45       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.3)

34.46       Wilmington Trust, National Association, as Trustee of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.6)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.7)

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 34.8)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.52       Trimont LLC, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.53       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.3)

34.54       Wilmington Trust, National Association, as Trustee of the Gatlin Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.6)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.7)

34.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 34.8)

34.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.59       Wells Fargo Bank, National Association, as Primary Servicer of the Blackmore Marketplace Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.60       Trimont LLC, as Primary Servicer of the Blackmore Marketplace Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.61       Rialto Capital Advisors, LLC, as Special Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.3)

34.62       Wilmington Trust, National Association, as Trustee of the Blackmore Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Custodian of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.6)

34.64       Pentalpha Surveillance LLC, as Operating Advisor of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.7)

34.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Blackmore Marketplace Mortgage Loan (see Exhibit 34.8)

34.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Ambler Yards Mortgage Loan

34.68       Rialto Capital Advisors, LLC, as Special Servicer of the Ambler Yards Mortgage Loan (see Exhibit 34.3)

34.69       Wilmington Trust, National Association, as Trustee of the Ambler Yards Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Custodian of the Ambler Yards Mortgage Loan (see Exhibit 34.6)

34.71       Pentalpha Surveillance LLC, as Operating Advisor of the Ambler Yards Mortgage Loan (see Exhibit 34.7)

34.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.73       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.74       Trimont LLC, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.75       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.3)

34.76       Wilmington Trust, National Association, as Trustee of the Courtyard by Marriott Secaucus Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wells Fargo Bank, National Association, as Custodian of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.6)

34.78       Pentalpha Surveillance LLC, as Operating Advisor of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.7)

34.79       CoreLogic Solutions, LLC, as Servicing Function Participant of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 34.8)

34.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.81       KeyBank National Association, as Primary Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       KeyBank National Association, as Special Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.83       Wells Fargo Bank, National Association, as Trustee of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Wells Fargo Bank, National Association, as Custodian of the 10000 Santa Monica Boulevard Mortgage Loan (see Exhibit 34.6)

34.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.86       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.67)

34.87       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to February 20, 2025

34.88       Green Loan Services LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after February 20, 2025

34.89       Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.90       Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.6)

34.91       Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.7)

34.92       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.93       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 34.67)

34.94       K-Star Asset Management LLC, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.95       Wilmington Trust, National Association, as Trustee of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.96       Citibank, N.A., as Custodian of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.97       Pentalpha Surveillance LLC, as Operating Advisor of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.98       Wells Fargo Bank, National Association, as Primary Servicer of the Maui Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.99       Trimont LLC, as Primary Servicer of the Maui Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.100       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 34.67)

34.101       Rialto Capital Advisors, LLC, as Special Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 34.3)

34.102       Wilmington Trust, National Association, as Trustee of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.103      Wells Fargo Bank, National Association, as Custodian of the Maui Portfolio Mortgage Loan (see Exhibit 34.6)

34.104      Park Bridge Lender Services LLC, as Operating Advisor of the Maui Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.105      CoreLogic Solutions, LLC, as Servicing Function Participant of the Maui Portfolio Mortgage Loan (see Exhibit 34.8)

34.106      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.107      Wells Fargo Bank, National Association, as Primary Servicer of the Meidinger Tower Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.108      Trimont LLC, as Primary Servicer of the Meidinger Tower Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.109      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 34.67)

34.110      Rialto Capital Advisors, LLC, as Special Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 34.3)

34.111      Wilmington Trust, National Association, as Trustee of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.112       Wells Fargo Bank, National Association, as Custodian of the Meidinger Tower Mortgage Loan (see Exhibit 34.6)

34.113       Park Bridge Lender Services LLC, as Operating Advisor of the Meidinger Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.114     CoreLogic Solutions, LLC, as Servicing Function Participant of the Meidinger Tower Mortgage Loan (see Exhibit 34.8)

34.115       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.116       Wells Fargo Bank, National Association, as Primary Servicer of the Landing at Fancher Creek Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.117       Trimont LLC, as Primary Servicer of the Landing at Fancher Creek Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.118       Rialto Capital Advisors, LLC, as Special Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.3)

34.119      Wilmington Trust, National Association, as Trustee of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

34.120     Wells Fargo Bank, National Association, as Custodian of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.6)

34.121     Park Bridge Lender Services LLC, as Operating Advisor of the Landing at Fancher Creek Mortgage Loan (Omitted. See Explanatory Notes.)

34.122     CoreLogic Solutions, LLC, as Servicing Function Participant of the Landing at Fancher Creek Mortgage Loan (see Exhibit 34.8)

34.123     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         Rialto Capital Advisors, LLC, as Special Servicer

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.7         Trimont LLC, as Primary Servicer of the Phoenix Industrial Portfolio II Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the Phoenix Industrial Portfolio II Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the 600 & 620 National Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.10         Trimont LLC, as Primary Servicer of the 600 & 620 National Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.11        Rialto Capital Advisors, LLC, as Special Servicer of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 35.3)

35.12        Wells Fargo Bank, National Association, as Primary Servicer of the Global Data Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.13       Trimont LLC, as Primary Servicer of the Global Data Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.14         Rialto Capital Advisors, LLC, as Special Servicer of the Global Data Center Mortgage Loan (see Exhibit 35.3)

35.15        Wells Fargo Bank, National Association, as Primary Servicer of The Chantilly Office Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.16        Trimont LLC, as Primary Servicer of The Chantilly Office Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.17       Rialto Capital Advisors, LLC, as Special Servicer of The Chantilly Office Portfolio Mortgage Loan (see Exhibit 35.3)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.19       Trimont LLC, as Primary Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.20       Rialto Capital Advisors, LLC, as Special Servicer of the Smoke Tree Village and Smoke Tree Commons Mortgage Loan (see Exhibit 35.3)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.22       Trimont LLC, as Primary Servicer of the Gatlin Retail Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Gatlin Retail Portfolio Mortgage Loan (see Exhibit 35.3)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Blackmore Marketplace Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.25       Trimont LLC, as Primary Servicer of the Blackmore Marketplace Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the Blackmore Marketplace Mortgage Loan (see Exhibit 35.3)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Ambler Yards Mortgage Loan

35.28       Rialto Capital Advisors, LLC, as Special Servicer of the Ambler Yards Mortgage Loan (see Exhibit 35.3)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.30       Trimont LLC, as Primary Servicer of the Courtyard by Marriott Secaucus Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.31       Rialto Capital Advisors, LLC, as Special Servicer of the Courtyard by Marriott Secaucus Mortgage Loan (see Exhibit 35.3)

35.32       KeyBank National Association, as Primary Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       KeyBank National Association, as Special Servicer of the 10000 Santa Monica Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.27)

35.35       Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to February 20, 2025

35.36       Green Loan Services LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after February 20, 2025 (Omitted. See Explanatory Notes.)

35.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (see Exhibit 35.27)

35.38       K-Star Asset Management LLC, as Special Servicer of the CIRE Equity Retail & Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.39       Wells Fargo Bank, National Association, as Primary Servicer of the Maui Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.40       Trimont LLC, as Primary Servicer of the Maui Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 35.27)

35.42       Rialto Capital Advisors, LLC, as Special Servicer of the Maui Portfolio Mortgage Loan (see Exhibit 35.3)

35.43       Wells Fargo Bank, National Association, as Primary Servicer of the Meidinger Tower Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.44       Trimont LLC, as Primary Servicer of the Meidinger Tower Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 35.27)

35.46       Rialto Capital Advisors, LLC, as Special Servicer of the Meidinger Tower Mortgage Loan (see Exhibit 35.3)

35.47       Wells Fargo Bank, National Association, as Primary Servicer of the Landing at Fancher Creek Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.48       Trimont LLC, as Primary Servicer of the Landing at Fancher Creek Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.49       Rialto Capital Advisors, LLC, as Special Servicer of the Landing at Fancher Creek Mortgage Loan (see Exhibit 35.3)

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

Date: March 18, 2026

/s/ Andrew Lisa

Andrew Lisa, Executive Director

Date: March 18, 2026